Form 10-K
period 2019-12-31
Wells Fargo Commercial Mortgage Trust 2019-C52
filed 2020-03-23
CIK 1780678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-226486-08

Central Index Key Number of the issuing entity: 0001780678

Wells Fargo Commercial Mortgage Trust 2019-C52

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Rialto Mortgage Finance, LLC)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001722518

BSPRT CMBS Finance, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4123650 38-4123651 38-7221355 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Renaissance Center VI Mortgage Loan, the Mount Kemble Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan, which constituted approximately 2.5%, 1.9% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Renaissance Center VI Mortgage Loan, the Mount Kemble Mortgage Loan or the Del Mar Terrace Apartments Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Renaissance Center VI Mortgage Loan, the Mount Kemble Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, which constituted approximately 5.5% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II - Buildings 3 & 4 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MFTII 2019-B3B4 Mortgage Trust transaction (the “MFTII 2019-B3B4 Transaction”). This loan combination, including the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, which constituted approximately 2.0% and 1.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The El Con Center Mortgage Loan and the Shetland Park Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the El Con Center Mortgage Loan or the Shetland Park Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2019-C51 transaction, Commission File Number 333-226486-06 (the “WFCM 2019-C51 Transaction”). These loan combinations, including the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C51 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan, which constituted approximately 4.4% and 4.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the SoCal Retail Portfolio Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Embassy Suites at Centennial Olympic Park Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). These loan combinations, including the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 188 Spear Street Mortgage Loan, which constituted approximately 2.0% of the asset pool of the issuing entity as of its cut-off date.  The 188 Spear Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 188 Spear Street Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.This loan combination, including the 188 Spear Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 188 Spear Street loan combination in the BBCMS Mortgage Trust 2019-C4 transaction, Commission File Number 333-226850-03 (the “BBCMS 2019-C4 Transaction”).  After the closing of the BBCMS 2019-C4 Transaction on August 28, 2019, this loan combination, including the 188 Spear Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2019-C4 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, which constituted approximately 1.1% of the asset pool of the issuing entity as of its cut-off date.  The Smoke Tree Village and Smoke Tree Commons Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Smoke Tree Village and Smoke Tree Commons Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Smoke Tree Village and Smoke Tree Commons loan combination in the UBS Commercial Mortgage Trust 2019-C17 transaction, Commission File Number 333-227784-04 (the “UBS 2019-C17 Transaction”).  After the closing of the UBS 2019-C17 Transaction on October 15, 2019, this loan combination, including the Smoke Tree Village and Smoke Tree Commons Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2019-C17 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Inland Life Storage Portfolio Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Inland Life Storage Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Inland Life Storage Portfolio Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Inland Life Storage Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Inland Life Storage Portfolio loan combination in the CF 2019-CF2 Mortgage Trust transaction, Commission File Number 333-228697-02 (the “CF 2019-CF2 Transaction”).  After the closing of the CF 2019-CF2 Transaction on October 17, 2019, this loan combination, including the Inland Life Storage Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CF 2019-CF2 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan, the Smoke Tree Village and Smoke Tree Commons Mortgage Loan and the Moffett Towers II - Buildings 3 & 4 Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Park Bridge Lender Services LLC is the operating advisor of the Inland Life Storage Portfolio Mortgage Loan and the 188 Spear Street Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCM 2019-C51 Transaction, the pooling and servicing agreement for the BBCMS 2019-C4 Transaction and the pooling and servicing agreement for the UBS 2019-C17 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wells Fargo Bank, National Association acts as trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan.  Pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction and the pooling and servicing agreement for the MSC 2019-H7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the Subject Transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the Shetland Park Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of C-III Asset Management LLC as special servicer of the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan and Citibank, N.A. as trustee and custodian of the Inland Life Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as the primary servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan, Situs Holdings, LLC as special servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, C-III Asset Management LLC as special servicer of the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Citibank N.A., as trustee and as custodian, and Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

In the ordinary course of business, Citibank, N.A. (“Citibank”) is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.  On June 7, 2019, the Second Circuit dismissed plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.  On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants’ jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018.  On March 20, 2019, the Court granted Defendants’ joint motion to dismiss the amended complaint. The FDIC's deadline to file a notice of appeal was April 22, 2019. The FDIC has not appealed.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on August 20, 2019 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MFTII 2019-B3B4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C51 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2019-C51 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2019-C51 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2019-H7 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2019-H7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 188 Spear Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2019-C4 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2019-C4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C17 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2019-C17 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2019-C17 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Inland Life Storage Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CF 2019-CF2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CF 2019-CF2 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CF 2019-CF2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of August 1, 2019, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of July 11, 2019, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of July 1, 2019, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of July 1, 2019, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of August 1, 2019, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 3, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of October 1, 2019, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 21, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of October 1, 2019, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, KeyBank National Association, as Master Servicer and as a Special Servicer solely with respect to The Stanwix Whole Loan, LNR Partners, LLC, as a Special Servicer, Citibank, N.A., as Trustee, Citibank, N.A., as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender LLC, as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 33.1)

33.10       LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Renaissance Center VI Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center VI Mortgage Loan (see Exhibit 33.5)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center VI Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 33.1)

33.17       LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan (see Exhibit 33.2)

33.18       Wilmington Trust, National Association, as Trustee of the Mount Kemble Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Mount Kemble Mortgage Loan (see Exhibit 33.5)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the Mount Kemble Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.1)

33.24       LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.5)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.8)

33.30       KeyBank National Association, as Primary Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan

33.31       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan

33.32       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (see Exhibit 33.5)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 33.1)

33.35       C-III Asset Management LLC, as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wilmington Trust, National Association, as Trustee of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the El Con Center Mortgage Loan (see Exhibit 33.5)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the El Con Center Mortgage Loan (see Exhibit 33.6)

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 33.7)

33.40       National Tax Search, LLC, as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 33.8)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 33.1)

33.42       C-III Asset Management LLC, as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wilmington Trust, National Association, as Trustee of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the Shetland Park Mortgage Loan (see Exhibit 33.5)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the Shetland Park Mortgage Loan (see Exhibit 33.6)

33.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 33.7)

33.47       National Tax Search, LLC, as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 33.8)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan

33.49       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.50       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.52       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.48)

33.54       LNR Partners, LLC, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.2)

33.55       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.5)

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.6)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 33.1)

33.59       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wilmington Trust, National Association, as Trustee of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the 188 Spear Street Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the 188 Spear Street Mortgage Loan

33.63       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 33.7)

33.64       National Tax Search, LLC, as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 33.8)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.1)

33.66       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.5)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.6)

33.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.7)

33.71       National Tax Search, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.8)

33.72       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.30)

33.73       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.2)

33.74       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.62)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 34.1)

34.10       LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Renaissance Center VI Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center VI Mortgage Loan (see Exhibit 34.5)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center VI Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 34.1)

34.17       LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan (see Exhibit 34.2)

34.18       Wilmington Trust, National Association, as Trustee of the Mount Kemble Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Mount Kemble Mortgage Loan (see Exhibit 34.5)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the Mount Kemble Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.1)

34.24       LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.5)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.8)

34.30       KeyBank National Association, as Primary Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan

34.31       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan

34.32       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (see Exhibit 34.5)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 34.1)

34.35       C-III Asset Management LLC, as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wilmington Trust, National Association, as Trustee of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the El Con Center Mortgage Loan (see Exhibit 34.5)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the El Con Center Mortgage Loan (see Exhibit 34.6)

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 34.7)

34.40       National Tax Search, LLC, as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 34.8)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 34.1)

34.42       C-III Asset Management LLC, as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wilmington Trust, National Association, as Trustee of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the Shetland Park Mortgage Loan (see Exhibit 34.5)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the Shetland Park Mortgage Loan (see Exhibit 34.6)

34.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 34.7)

34.47       National Tax Search, LLC, as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 34.8)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan

34.49       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.50       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.52       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.48)

34.54       LNR Partners, LLC, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.2)

34.55       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.5)

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.6)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 34.1)

34.59       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wilmington Trust, National Association, as Trustee of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the 188 Spear Street Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the 188 Spear Street Mortgage Loan

34.63       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 34.7)

34.64       National Tax Search, LLC, as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 34.8)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.1)

34.66       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.5)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.6)

34.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.7)

34.71       National Tax Search, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.8)

34.72       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.30)

34.73       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.2)

34.74       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.62)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 35.1)

35.7         LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 35.2)

35.10       KeyBank National Association, as Primary Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 35.1)

35.13       C-III Asset Management LLC, as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 35.1)

35.15       C-III Asset Management LLC, as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       LNR Partners, LLC, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 35.1)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.2)

99.1         Mortgage Loan Purchase Agreement, dated as of August 5, 2019, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of August 5, 2019, between Wells Fargo Commercial Mortgage Securities, Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of August 5, 2019, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of August 5, 2019, between Wells Fargo Commercial Mortgage Securities, Inc., Barclays Capital Real Estate Inc. and Barclays Capital Holdings Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of August 5, 2019, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of August 5, 2019, between Wells Fargo Commercial Mortgage Securities, Inc., BSPRT CMBS Finance, LLC and Benefit Street Partners Realty Trust, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.10       Co-Lender Agreement, dated as of July 11, 2019, by and among Barclays Bank PLC, as Note A-1-A Holder and Note B-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-B Holder, Initial Note A-1-D Holder and Initial Note A-1-E Holder, Bank of America, N.A., as Note A-1-C Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder and Initial Note B-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-3-A Holder, Initial Note A-3-B Holder, Initial Note A-3-C Holder, and Initial Note B-3 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.11       Agreement Between Note Holders, dated as of June 19, 2019, by and between Argentic Real Estate Finance LLC, as Initial Note A-1 Holder, Argentic Real Estate Finance LLC, as Initial Note A-2 Holder, Argentic Real Estate Finance LLC, as Initial Note A-3 Holder, Argentic Real Estate Finance LLC, as Initial Note A-4 Holder, Argentic Real Estate Finance LLC, as Initial Note A-5 Holder, Argentic Real Estate Finance LLC, as Initial Note A-6 Holder, Argentic Real Estate Finance LLC, as Initial Note A-7 Holder, and Argentic Real Estate Finance LLC, as Initial Note A-8 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.12       Co-Lender Agreement, dated as of July 6, 2019, by and between SPREF WH II LLC, as Initial Note A-1 Holder, SPREF WH II LLC, as Initial Note A-2 Holder, SPREF WH II LLC, as Initial Note A-3 Holder, SPREF WH II LLC, as Initial Note A-4 Holder, SPREF WH II LLC, as Initial Note A-5 Holder, and SPREF WH II LLC, as Initial Note A-6 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.13       Agreement Between Note Holders, dated as of July 2, 2019, by and between KeyBank National Association, as Initial Note A-1-A Holder, Initial Note A-1-B Holder and Initial Note A-1-C Holder, and Barclays Capital Real Estate Inc., as Initial Note A-2-A Holder and Initial Note A-2-B Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.14       Co-Lender Agreement, dated as of July 25, 2019, by and between BSPRT Finance Sub-Lender I, LLC, as Note A-1 Holder, and BSPRT Finance Sub-Lender I, LLC, as Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.15       Agreement Between Note Holders, dated as of June 14, 2019, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-3 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.16       Co-Lender Agreement, dated as of May 1, 2019, between Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Initial Note A-2 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.17       Co-Lender Agreement, dated as of July 25, 2019, between BSPRT Finance Sub-Lender II, LLC, as Note A-1 Holder, and BSPRT Finance Sub-Lender II, LLC, as Note A-2 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.18       Co-Lender Agreement, dated as of May 1, 2019, between Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Initial Note A-2 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.19       Amended and Restated Co-Lender Agreement, dated as of September 6, 2019, between Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder, Rialto Mortgage Finance, LLC, as Initial Note A-2 Holder and Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of Wells Fargo Commercial Mortgage Trust 2019-C52, Commercial Mortgage Pass Through Certificates, Series 2019-C52 (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K/A filed on October 1, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

 99.20      Co-Lender Agreement, dated as of August 20, 2019, by and between BSPRT CMBS Finance, LLC, as Note A-1 Holder, and BSPRT CMBS Finance, LLC, as Note A-2 Holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 23, 2020