Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2019-C52
filed 2021-03-18
CIK 1780678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Not applicable.

EXPLANATORY NOTES

The Renaissance Center VI Mortgage Loan, the Mount Kemble Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan, which constituted approximately 2.5%, 1.9% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Renaissance Center VI Mortgage Loan, the Mount Kemble Mortgage Loan or the Del Mar Terrace Apartments Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. These loan combinations, including the Renaissance Center VI Mortgage Loan, the Mount Kemble Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan, which constituted approximately 4.4% and 4.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the SoCal Retail Portfolio Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Embassy Suites at Centennial Olympic Park Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). These loan combinations, including the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 188 Spear Street Mortgage Loan, which constituted approximately 2.0% of the asset pool of the issuing entity as of its cut-off date.  The 188 Spear Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 188 Spear Street Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the 188 Spear Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 188 Spear Street loan combination in the BBCMS Mortgage Trust 2019-C4 transaction, Commission File Number 333-226850-03 (the “BBCMS 2019-C4 Transaction”).  After the closing of the BBCMS 2019-C4 Transaction on August 28, 2019, this loan combination, including the 188 Spear Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2019-C4 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Inland Life Storage Portfolio Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Inland Life Storage Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Inland Life Storage Portfolio Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Inland Life Storage Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Inland Life Storage Portfolio loan combination in the CF 2019-CF2 Mortgage Trust transaction, Commission File Number 333-228697-02 (the “CF 2019-CF2 Transaction”).  After the closing of the CF 2019-CF2 Transaction on October 17, 2019, this loan combination, including the Inland Life Storage Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CF 2019-CF2 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the El Con Center Mortgage Loan, the 188 Spear Street Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the El Con Center Mortgage Loan, the 188 Spear Street Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan prior to May 6, 2020 and the Inland Life Storage Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan on and after May 6, 2020. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

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

Citibank, N.A. acts as trustee of the Inland Life Storage Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CF 2019-CF2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Inland Life Storage Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan, the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the 188 Spear Street Mortgage Loan, the Smoke Tree Village and Smoke Tree Commons Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the Shetland Park Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan and Citibank, N.A. as custodian of the Inland Life Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as the primary servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan, Situs Holdings, LLC as special servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on August 20, 2019 pursuant to Rule 424(b)(2), and the following, with respect to Argentic Services Company LP, as special servicer.

Argentic Real Estate Finance LLC (“AREF”) is affiliated with the special servicer Argentic Services Company LP.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MFTII 2019-B3B4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

33.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9         National Tax Search, LLC, as Servicing Function Participant

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.12       Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.13       Wilmington Trust, National Association, as Trustee of the Renaissance Center VI Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center VI Mortgage Loan (see Exhibit 33.6)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center VI Mortgage Loan (see Exhibit 33.7)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 33.8)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 33.9)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 33.1)

33.19       LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.20       Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the Mount Kemble Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Mount Kemble Mortgage Loan (see Exhibit 33.6)

33.23       Pentalpha Surveillance LLC, as Operating Advisor of the Mount Kemble Mortgage Loan (see Exhibit 33.7)

33.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 33.8)

33.25       National Tax Search, LLC, as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 33.9)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.1)

33.27       LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.28       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.29       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.6)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.7)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.8)

33.33       National Tax Search, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.9)

33.34       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

33.35       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

33.36       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.6)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 33.1)

33.39       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wilmington Trust, National Association, as Trustee of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the El Con Center Mortgage Loan (see Exhibit 33.6)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the El Con Center Mortgage Loan (see Exhibit 33.7)

33.43       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 33.8)

33.44       National Tax Search, LLC, as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 33.9)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 33.1)

33.46       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wilmington Trust, National Association, as Trustee of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Shetland Park Mortgage Loan (see Exhibit 33.6)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Shetland Park Mortgage Loan (see Exhibit 33.7)

33.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 33.8)

33.51       National Tax Search, LLC, as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 33.9)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan

33.53       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.54       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.55       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.7)

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.52)

33.59       LNR Partners, LLC, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.60       Argentic Services Company LP, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.61       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.6)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.7)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 33.1)

33.65       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wilmington Trust, National Association, as Trustee of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the 188 Spear Street Mortgage Loan (see Exhibit 33.6)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the 188 Spear Street Mortgage Loan

33.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 33.8)

33.70       National Tax Search, LLC, as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 33.9)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.1)

33.72       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.6)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.7)

33.76       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.8)

33.77       National Tax Search, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.9)

33.78       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.34)

33.79       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.2)

33.80       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.68)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

34.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9         National Tax Search, LLC, as Servicing Function Participant

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.12       Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.13       Wilmington Trust, National Association, as Trustee of the Renaissance Center VI Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center VI Mortgage Loan (see Exhibit 34.6)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center VI Mortgage Loan (see Exhibit 34.7)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 34.8)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 34.9)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 34.1)

34.19       LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.20       Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the Mount Kemble Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Mount Kemble Mortgage Loan (see Exhibit 34.6)

34.23       Pentalpha Surveillance LLC, as Operating Advisor of the Mount Kemble Mortgage Loan (see Exhibit 34.7)

34.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 34.8)

34.25       National Tax Search, LLC, as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 34.9)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.1)

34.27       LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.28       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.29       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.6)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.7)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.8)

34.33       National Tax Search, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.9)

34.34       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

34.35       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

34.36       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.6)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 34.1)

34.39       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wilmington Trust, National Association, as Trustee of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the El Con Center Mortgage Loan (see Exhibit 34.6)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the El Con Center Mortgage Loan (see Exhibit 34.7)

34.43       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 34.8)

34.44       National Tax Search, LLC, as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 34.9)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 34.1)

34.46       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wilmington Trust, National Association, as Trustee of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Shetland Park Mortgage Loan (see Exhibit 34.6)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Shetland Park Mortgage Loan (see Exhibit 34.7)

34.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 34.8)

34.51       National Tax Search, LLC, as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 34.9)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan

34.53       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.54       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.55       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.7)

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.52)

34.59       LNR Partners, LLC, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.60       Argentic Services Company LP, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.61       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.6)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.7)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 34.1)

34.65       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wilmington Trust, National Association, as Trustee of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the 188 Spear Street Mortgage Loan (see Exhibit 34.6)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the 188 Spear Street Mortgage Loan

34.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 34.8)

34.70       National Tax Search, LLC, as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 34.9)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.1)

34.72       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.6)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.7)

34.76       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.8)

34.77       National Tax Search, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.9)

34.78       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.34)

34.79       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.2)

34.80       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.68)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

35.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.7         Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.10       Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 35.1)

35.12       LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.13       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.14       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 35.1)

35.17       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 35.1)

35.19       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.22       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan on and after May 6, 2020

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       LNR Partners, LLC, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.25       Argentic Services Company LP, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan on and after May 6, 2020 (see Exhibit 35.22)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 35.1)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.2)

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

Date: March 18, 2021