Form 10-K
period 2021-12-31
Wells Fargo Commercial Mortgage Trust 2019-C52
filed 2022-03-15
CIK 1780678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, which constituted approximately 5.5% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II - Buildings 3 & 4 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MFTII 2019-B3B4 Mortgage Trust transaction (the “MFTII 2019-B3B4 Transaction”). This loan combination, including the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, which constituted approximately 2.0% and 1.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The El Con Center Mortgage Loan and the Shetland Park Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the El Con Center Mortgage Loan or the Shetland Park Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2019-C51 transaction, Commission File Number 333-226486-06 (the “WFCM 2019-C51 Transaction”). These loan combinations, including the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C51 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan, the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combination that includes the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the Shetland Park Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the 188 Spear Street Mortgage Loan, the El Con Center Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, LNR Partners, LLC as special servicer of the Inland Life Storage Portfolio Mortgage Loan and Citibank, N.A. as custodian of the Inland Life Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan, Situs Holdings, LLC as special servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan and LNR Partners, LLC as special servicer of the Inland Life Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.2         Argentic Services Company LP, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 33.1)

33.11       Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Renaissance Center VI Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center VI Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center VI Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 33.1)

33.18       Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Mount Kemble Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Mount Kemble Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the Mount Kemble Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.1)

33.25       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.31       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

33.32       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

33.33       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.5)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 33.1)

33.37       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wilmington Trust, National Association, as Trustee of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the El Con Center Mortgage Loan (see Exhibit 33.5)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the El Con Center Mortgage Loan (see Exhibit 33.6)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 33.7)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 33.1)

33.44       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wilmington Trust, National Association, as Trustee of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the Shetland Park Mortgage Loan (see Exhibit 33.5)

33.47       Pentalpha Surveillance LLC, as Operating Advisor of the Shetland Park Mortgage Loan (see Exhibit 33.6)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 33.7)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan

33.51       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.52       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.54       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.50)

33.57       Argentic Services Company LP, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.2)

33.58       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.5)

33.60       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 33.6)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 33.1)

33.63       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wilmington Trust, National Association, as Trustee of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the 188 Spear Street Mortgage Loan (see Exhibit 33.5)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the 188 Spear Street Mortgage Loan

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 33.7)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.69       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.1)

33.70       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.5)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.6)

33.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.7)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.76       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.31)

33.77       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.66)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Argentic Services Company LP, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 34.1)

34.11       Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Renaissance Center VI Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center VI Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center VI Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 34.1)

34.18       Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Mount Kemble Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Mount Kemble Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the Mount Kemble Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.1)

34.25       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.31       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

34.32       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

34.33       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.5)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 34.1)

34.37       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wilmington Trust, National Association, as Trustee of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the El Con Center Mortgage Loan (see Exhibit 34.5)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the El Con Center Mortgage Loan (see Exhibit 34.6)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 34.7)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 34.1)

34.44       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wilmington Trust, National Association, as Trustee of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the Shetland Park Mortgage Loan (see Exhibit 34.5)

34.47       Pentalpha Surveillance LLC, as Operating Advisor of the Shetland Park Mortgage Loan (see Exhibit 34.6)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 34.7)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan

34.51       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.52       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.54       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.50)

34.57       Argentic Services Company LP, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.2)

34.58       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.5)

34.60       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 34.6)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 34.1)

34.63       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wilmington Trust, National Association, as Trustee of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the 188 Spear Street Mortgage Loan (see Exhibit 34.5)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the 188 Spear Street Mortgage Loan

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the 188 Spear Street Mortgage Loan (see Exhibit 34.7)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.69       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.1)

34.70       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.5)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.6)

34.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.7)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.76       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.31)

34.77       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.66)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Argentic Services Company LP, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 35.1)

35.6         Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 35.1)

35.8         Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 35.1)

35.10       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 35.1)

35.14       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 35.1)

35.16       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Argentic Services Company LP, as Special Servicer of the Embassy Suites at Centennial Olympic Park Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the 188 Spear Street Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the 188 Spear Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 35.1)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.7         Co-Lender Agreement, dated as of July 11, 2019, by and among Barclays Bank PLC, as Note A-1-A Holder and Note B-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-B Holder, Initial Note A-1-D Holder and Initial Note A-1-E Holder, Bank of America, N.A., as Note A-1-C Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder and Initial Note B-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-3-A Holder, Initial Note A-3-B Holder, Initial Note A-3-C Holder, and Initial Note B-3 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.8         Agreement Between Note Holders, dated as of June 19, 2019, by and between Argentic Real Estate Finance LLC, as Initial Note A-1 Holder, Argentic Real Estate Finance LLC, as Initial Note A-2 Holder, Argentic Real Estate Finance LLC, as Initial Note A-3 Holder, Argentic Real Estate Finance LLC, as Initial Note A-4 Holder, Argentic Real Estate Finance LLC, as Initial Note A-5 Holder, Argentic Real Estate Finance LLC, as Initial Note A-6 Holder, Argentic Real Estate Finance LLC, as Initial Note A-7 Holder, and Argentic Real Estate Finance LLC, as Initial Note A-8 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.9         Co-Lender Agreement, dated as of July 6, 2019, by and between SPREF WH II LLC, as Initial Note A-1 Holder, SPREF WH II LLC, as Initial Note A-2 Holder, SPREF WH II LLC, as Initial Note A-3 Holder, SPREF WH II LLC, as Initial Note A-4 Holder, SPREF WH II LLC, as Initial Note A-5 Holder, and SPREF WH II LLC, as Initial Note A-6 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.10       Agreement Between Note Holders, dated as of July 2, 2019, by and between KeyBank National Association, as Initial Note A-1-A Holder, Initial Note A-1-B Holder and Initial Note A-1-C Holder, and Barclays Capital Real Estate Inc., as Initial Note A-2-A Holder and Initial Note A-2-B Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.11       Co-Lender Agreement, dated as of July 25, 2019, by and between BSPRT Finance Sub-Lender I, LLC, as Note A-1 Holder, and BSPRT Finance Sub-Lender I, LLC, as Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.12       Agreement Between Note Holders, dated as of June 14, 2019, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-3 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.13       Co-Lender Agreement, dated as of May 1, 2019, between Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Initial Note A-2 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.14       Co-Lender Agreement, dated as of July 25, 2019, between BSPRT Finance Sub-Lender II, LLC, as Note A-1 Holder, and BSPRT Finance Sub-Lender II, LLC, as Note A-2 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.15       Co-Lender Agreement, dated as of May 1, 2019, between Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Initial Note A-2 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.16       Amended and Restated Co-Lender Agreement, dated as of September 6, 2019, between Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder, Rialto Mortgage Finance, LLC, as Initial Note A-2 Holder and Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of Wells Fargo Commercial Mortgage Trust 2019-C52, Commercial Mortgage Pass Through Certificates, Series 2019-C52 (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K/A filed on October 1, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.17       Co-Lender Agreement, dated as of August 20, 2019, by and between BSPRT CMBS Finance, LLC, as Note A-1 Holder, and BSPRT CMBS Finance, LLC, as Note A-2 Holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

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

Date: March 14, 2022