Form 10-K
period 2024-12-31
Wells Fargo Commercial Mortgage Trust 2019-C52
filed 2025-03-11
CIK 1780678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the El Con Center Mortgage Loan, the 188 Spear Street Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCM 2019-C51 Transaction, the pooling and servicing agreement for the BBCMS 2019-C4 Transaction and the pooling and servicing agreement for the UBS 2019-C17 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the El Con Center Mortgage Loan, the 188 Spear Street Mortgage Loan, the Shetland Park Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan, the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the El Con Center Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Embassy Suites at Centennial Olympic Park Mortgage Loan, the Shetland Park Mortgage Loan, the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, LNR Partners, LLC as special servicer of the Inland Life Storage Portfolio Mortgage Loan and Citibank, N.A. as custodian of the Inland Life Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan, Situs Holdings, LLC as special servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the El Con Center Mortgage Loan and the Shetland Park Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SoCal Retail Portfolio Mortgage Loan and the Embassy Suites at Centennial Olympic Park Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 188 Spear Street Mortgage Loan and the Smoke Tree Village and Smoke Tree Commons Mortgage Loan and LNR Partners, LLC as special servicer of the Inland Life Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.5           Pooling and Servicing Agreement, dated as of August 1, 2019, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 3, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

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

4.7           Pooling and Servicing Agreement, dated as of October 1, 2019, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, KeyBank National Association, as Master Servicer and as a Special Servicer solely with respect to The Stanwix Whole Loan, LNR Partners, LLC, as a Special Servicer, Citibank, N.A., as Trustee, Citibank, N.A., as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein).

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

99.5         Mortgage Loan Purchase Agreement, dated as of August 5, 2019, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP and Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of August 5, 2019, between Wells Fargo Commercial Mortgage Securities, Inc., BSPRT CMBS Finance, LLC and Benefit Street Partners Realty Trust, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

99.7         Co-Lender Agreement, dated as of July 11, 2019, by and among Barclays Bank PLC, as Note A-1-A Holder and Note B-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-B Holder, Initial Note A-1-D Holder and Initial Note A-1-E Holder, Bank of America, N.A., as Note A-1-C Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder and Initial Note B-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-3-A Holder, Initial Note A-3-B Holder, Initial Note A-3-C Holder and Initial Note B-3 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on August 20, 2019 under Commission File No. 333-226486-08 and incorporated by reference herein)

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

Date: March 11, 2025